Form 10-Q
period 2026-06-30
TRIC Global, Inc.
filed 2026-09-03
CIK 2124122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

COMMISSION FILE NUMBER: 333-294818

Tric Global, Inc.

(Exact name of registrant as specified in its charter)

Nevada	41-3422208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3010 23rd Street, Astoria, NY	11102
(Address of principal executive offices)	(Zip Code)

+852 94499143
(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

None	N/A	N/A

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

The number of shares of the registrant’s common stock outstanding as of August 21, 2026 was 92,110,000.

Tric Global, Inc.

INDEX

PART I- FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

TRIC GLOBAL, INC.

BALANCE SHEETS

AS OF JUNE 30, 2026, AND DECEMBER 31, 2025

	June 30, 2026 (Unaudited)	December 31, 2025 (Audited)
Assets:
Current Assets:
Cash and cash equivalents	$1	$-
Total Current Assets	1	-
Deferred tax assets	-	-
Total Assets	$1	$-

Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts payable	$368	$-
Amount due to related party	17,351	1,051
Total Current Liabilities	17,719	1,051
Total Liabilities	17,719	1,051
Commitments and contingencies	-	-
Shareholders' Equity (Deficit):
Preferred shares, $0.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2026, and December 31, 2025	-	-
Common shares, $0.0001 par value; 500,000,000 shares authorized; 80,100,000 shares issued and outstanding as of June 30, 2026, and December 31, 2025	8,010	8,010
Additional paid-in capital	-	-
Subscription receivable	(8,009)	(8,010)
Accumulated deficit	(17,719)	(1,051)
Total Shareholders' Deficit	(17,718)	(1,051)
Total Liabilities and Shareholders' Equity	$1	$-

The accompanying notes are an integral part of these unaudited financial statements.

-F1-

TRIC GLOBAL, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Formation and operating costs	$9,418	$16,668
Net loss	$(9,418)	$(16,668)
Basic and diluted weighted-average common shares outstanding	80,100,000	80,100,000
Basic and diluted net loss per common share	$(0.00012)	$(0.00021)

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

TRIC GLOBAL, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Shares	Shares Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total Shareholders’ Equity
Balance, December 31, 2025	80,100,000	$8,010	$-	$(8,010)	$(1,051)	$(1,051)
Payment received for subscribed shares	-	-	-	1	-	1
Net loss - three months ended March 31, 2026	-	-	-	-	(7,250)	(7,250)
Balance, March 31, 2026	80,100,000	$8,010	$-	$(8,009)	$(8,301)	$(8,300)
Net loss - three months ended June 30, 2026	-	-	-	-	(9,418)	(9,418)
Balance, June 30, 2026	80,100,000	$8,010	$-	$(8,009)	$(17,719)	$(17,718)

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

TRIC GLOBAL, INC.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Six Months Ended June 30, 2026
Cash flows from operating activities:
Net loss	$(16,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable	368
Net cash used in operating activities	(16,300)

Cash flows from financing activities:
Advances from related party	16,300
Payment received for subscribed shares	1
Net cash provided by financing activities	16,301

Net increase in cash	1
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$1

 The accompanying notes are an integral part of these unaudited financial statements.

-F4-

TRIC GLOBAL, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 1 - Organization, Business Operations and Going Concern Consideration

TRIC Global, Inc. (the “Company”) was incorporated in the State of Nevada on December 2, 2025. The Company is an early-stage consulting and technology enterprise dedicated to modernizing professional networking and business development through structured advisory services and digital solutions.

The Company’s primary business objective is to provide strategic business development consulting and resource-matching services to entrepreneurs and small-to-medium enterprises (“SMEs”). To support its consulting operations, the Company is developing “Connect,” a proprietary digital networking platform designed to facilitate professional introductions, referral management, and cross-border business opportunities. The Company’s technology-enabled approach aims to provide a scalable and transparent environment for global professional engagement.

The Company intends to generate revenue through its consulting services and future platform subscriptions. While the Company may explore strategic acquisitions or partnerships to accelerate its growth and expand its service offerings, its primary focus remains the execution of its operational business plan.

The Company has selected December 31 as its fiscal year end.

Going Concern Consideration

As of June 30, 2026, the Company had cash and cash equivalents of $1 and a working capital deficit of $17,718. As of December 31, 2025, the Company had cash and cash equivalents of $0 and a working capital deficit of $1,051. Since inception, the Company’s activities have been focused on organizational efforts, initial capitalization, and the development of its consulting operations and the Connect platform. The Company has not generated any revenue and expects to incur operating losses as it continues the development of its technology platform and consulting operations.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain necessary financing to fund its operations and eventually achieve profitable operations. Management plans to fund its operations through proceeds from its registered public offering and, if necessary, additional financing. There is no assurance that the offering proceeds will be sufficient or that the Company will obtain additional financing or achieve profitable operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented have been included.

The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited interim financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2025, included in the Company's registration statement filed with the Securities and Exchange Commission on July 2, 2026.

The Company was incorporated on December 2, 2025, and was not in existence during the comparable prior-year interim periods. Accordingly, comparative financial statements for the three and six months ended June 30, 2025, are not presented.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, the Company is eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies, including exemptions from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced executive-compensation disclosure obligations, and exemptions from certain advisory-vote requirements.

Section 107 of the JOBS Act permits an emerging growth company to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. The Company has elected to use this extended transition period. As a result, the Company’s financial statements may not be comparable to those of public companies that comply with new or revised accounting pronouncements as of public-company effective dates.

The Company will remain an emerging growth company until the earliest of: (i) the last day of the fiscal year in which its total annual gross revenue is $1.235 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the first sale of its common equity securities pursuant to an effective registration statement; (iii) the date on which it has issued more than $1.0 billion in non-convertible debt during the previous three years; or (iv) the date on which it is deemed to be a large accelerated filer.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026, and December 31, 2025, cash and cash equivalents were $1 and $0, respectively.

Accounts Payable

Accounts payable consist of professional fees incurred before June 30, 2026, that remained unpaid as of that date. Accounts payable were $368 and $0 as of June 30, 2026, and December 31, 2025, respectively.

Subscription Receivable

The Company records share issuances when an agreement is executed and the shares are issued, even if consideration has not yet been received. Subscription receivable represents the unpaid portion of the par value of common shares issued to the Company's founders.

In accordance with SEC reporting requirements and FASB Accounting Standards Codification (“ASC”) Topic 505, Equity, the Company reports subscription receivable as a deduction from shareholders’ equity. The subscription receivable is expected to be settled in cash. Upon receipt, the subscription receivable will be reclassified to common shares and additional paid-in capital, as applicable. For purposes of weighted-average shares outstanding, the shares are treated as outstanding from the date of issuance because they possess full voting and dividend rights notwithstanding the unpaid subscription.

As of June 30, 2026, and December 31, 2025, the subscription receivable was $8,009 and $8,010, respectively.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. As of June 30, 2026, the Company did not have any potentially dilutive securities or other contracts that could be exercised or converted into common shares. Accordingly, diluted loss per share was the same as basic loss per share for the periods presented.

Revenue Recognition

The Company applies ASC Topic 606, Revenue from Contracts with Customers. The core principle of Topic 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has not generated revenue since inception.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. ASC 740 requires recognition of deferred tax assets and liabilities for the expected effects of temporary differences between financial-statement and tax bases and for expected future benefits from net operating loss and tax-credit carryforwards. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

ASC 740 also prescribes recognition and measurement requirements for uncertain tax positions. The Company recognizes interest and penalties associated with unrecognized tax benefits as income-tax expense. As of June 30, 2026, and December 31, 2025, the Company had no significant uncertain tax positions, unrecognized tax benefits, or accrued interest and penalties.

-F5-

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires more detailed information in the effective tax-rate reconciliation and income taxes paid. The Company does not expect adoption of this ASU to have a material effect on its financial statements.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which clarifies and amends hedge-accounting guidance to better align it with risk-management activities and address issues related to reference-rate reform. The Company is evaluating the impact of this ASU, which will depend on the nature and extent of any future hedging activities.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the Company's financial statements.

NOTE 3 - Related Party Transactions

During the period from December 2, 2025 (inception) through December 31, 2025, Chung Ming “Bruce” Hui, a director of the Company, paid $1,051 for formation and operating costs on behalf of the Company.

During the three months ended March 31, 2026, Mr. Hui paid an additional $7,250 of operating costs on behalf of the Company.

During the three months ended June 30, 2026, Mr. Hui paid $9,050 of professional fees on behalf of the Company.

As of June 30, 2026, and December 31, 2025, the amount due to related party was $17,351 and $1,051, respectively. These amounts are unsecured, non-interest bearing, and due on demand.

NOTE 4 - Shareholders' Equity

Preferred Shares - The Company is authorized to issue 20,000,000 preferred shares with a par value of $0.0001 per share. As of June 30, 2026, and December 31, 2025, there were no preferred shares issued or outstanding. The Board of Directors has the authority to issue preferred shares in one or more series and to determine the rights, preferences, privileges, and restrictions of those shares.

Common Shares - The Company is authorized to issue 500,000,000 common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote on all matters submitted to a vote of the shareholders. On December 15, 2025, the Company issued an aggregate of 80,100,000 restricted common shares to its founding officers and directors (or entities controlled by them) at a price of $0.0001 per share, representing the par value of the shares. The issuances were as follows:

•	53,300,000 shares to Connect Labs Limited, a British Virgin Islands entity wholly owned by Chung Ming “Bruce” Hui, the Company’s Chief Executive Officer;
•	22,800,000 shares to Darsen Global Limited, a British Virgin Islands entity wholly owned by Muyuan Guo, the Company’s Vice President; and
•	4,000,000 shares to Di Ban, who served as Secretary of the Company at the time of issuance and no longer holds such position.

These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. As of December 31, 2025, the total consideration of $8,010 for these shares remained unpaid and has been recorded as a subscription receivable, which is presented as a deduction from shareholders’ equity in the accompanying balance sheet.

NOTE 5 - Income Taxes

The Company is subject to United States federal income tax at a statutory rate of 21%. For the six months ended June 30, 2026 and the period from inception through December 31, 2025, the Company incurred net losses and recorded no income-tax expense. The Company provided a full valuation allowance against its deferred tax assets, consisting primarily of net operating loss carryforwards, because it is more likely than not that those assets will not be realized.

	Period from December 2, 2025, through December 31, 2025	Six Months Ended June 30, 2026
Loss before income-tax expense	$(1,051)	$(16,668)

	Period from December 2, 2025, through December 31, 2025	Six Months Ended June 30, 2026
Statutory federal income-tax rate	21.0%	21.0%
State taxes, net of federal benefit	0.0%	0.0%
Change in valuation allowance	(21.0)%	(21.0)%
Effective tax rate	0.0%	0.0%

	December 31, 2025	June 30, 2026
Deferred tax assets, net:
Net operating loss carryforwards	$221	$3,721
Less: valuation allowance	(221)	(3,721)
Deferred tax assets, net	$-	$-

	Period from December 2, 2025, through December 31, 2025	Six Months Ended June 30, 2026
Valuation allowance:
Beginning balance	$-	$221
Tax losses recognized	221	3,500
Ending balance	$221	$3,721

Uncertain Tax Positions

The Company evaluates uncertain tax positions, including the potential application of interest and penalties, based on their technical merits and measures any associated unrecognized benefits. As of June 30, 2026, and December 31, 2025, the Company had no significant unrecognized uncertain tax positions and incurred no interest or penalties during the periods presented.

NOTE 6 - Subsequent Events

The Company evaluated subsequent events and transactions occurring after June 30, 2026, through August 21, 2026, the date these financial statements were available to be issued.

On July 1, 2026, Chung Ming “Bruce” Hui paid the Company’s outstanding $368 professional-fee invoice on its behalf. The payment eliminated the related accounts payable and increased the amount due to related party by $368. Subsequent to June 30, 2026, the Company incurred and paid an additional $12,550 in professional fees. Of this amount, Mr. Hui paid $6,500 on behalf of the Company, and the Company paid $6,050 from offering proceeds. The amounts due to Mr. Hui are unsecured, non-interest-bearing and due on demand.

On July 14, 2026, the Company’s Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission. Through August 21, 2026, the Company sold 12,010,000 shares of common stock at $0.01 per share pursuant to the Registration Statement for aggregate gross proceeds of $120,100.

-F6-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report of TRIC Global, Inc. on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. As of June 30, 2026, the Company did not have any critical accounting estimates involving a significant level of estimation uncertainty that had or were reasonably likely to have a material impact on its financial condition or results of operations.

PLAN OF OPERATION

We were incorporated in the State of Nevada on December 2, 2025. Since inception, our activities have consisted primarily of organizational efforts, initial capitalization, and the early development of our consulting framework and the Connect digital networking platform. We have not generated any revenue to date and do not have significant assets.

Our business plan is to provide strategic business development consulting services and to develop and commercialize Connect, a digital networking platform intended to facilitate professional introductions, referral management, and cross-border business opportunities. We expect to fund operations through proceeds from our registered direct public offering and, if necessary, additional financing.

Because we are in the early stages of development and have not commenced revenue-generating operations, our historical financial information may not be indicative of future performance.

Over the course of the next year, we intend to focus on completing development of the Connect platform, initiating limited commercial deployment, expanding business development and consulting activities, supporting marketing and brand development, and establishing foundational operational infrastructure.

RESULTS OF OPERATIONS

The Company was incorporated on December 2, 2025 and was not in existence during the corresponding prior-year periods. Accordingly, no comparable results of operations exist for the three or six months ended June 30, 2025.

We generated no revenue for the three and six months ended June 30, 2026. Our operating expenses for the three and six months ended June 30, 2026 were $9,418, and $16,668, respectively. Our net loss for the three and six months ended June 30, 2026 was $9,418, and $16,668, respectively.

Our operating expenses increased by $2,168, from $7,250 for the three months ended March 31, 2026, to $9,418 for the three months ended June 30, 2026. The increase was primarily attributable to higher professional fees incurred during the three months ended June 30, 2026. Our net loss increased by the same amount because we generated no revenue during either period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026, we had cash and cash equivalents of $1, total current liabilities of $17,719, a working capital deficit of $17,718 and an accumulated deficit of $17,719. We have not generated any revenue since inception and expect to incur additional operating losses as we continue developing our consulting operations and the Connect platform. These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern depends upon our ability to obtain financing to fund our operations and eventually generate sufficient revenue from operations. We intend to fund our operations through proceeds from our registered direct public offering and, if necessary, additional financing. There can be no assurance that we will obtain sufficient funding or achieve profitable operations.

During the six months ended June 30, 2026, net cash used in operating activities was $16,300. Our net loss of $16,668 was partially offset by a $368 increase in accounts payable.

During the six months ended June 30, 2026, net cash provided by financing activities was $16,301, consisting of $16,300 in advances from a related party and $1 received from the payment of subscribed shares. Accordingly, our cash and cash equivalents increased from $0 as of December 31, 2025 to $1 as of June 30, 2026.

During the six months ended June 30, 2026, Chung Ming “Bruce” Hui, our Chief Executive Officer, Chief Financial Officer and director, provided $16,300 of related-party financing by paying operating expenses on our behalf. As of June 30, 2026, we owed Mr. Hui $17,351. This amount is unsecured, non-interest bearing and due on demand. Mr. Hui has no obligation to provide additional funding.

Subsequent to June 30, 2026, our Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission on July 14, 2026. Through August 21, 2026, we sold 12,010,000 shares of common stock at $0.01 per share pursuant to the Registration Statement for aggregate gross proceeds of $120,100. After deducting $63 in bank and wire fees incurred in connection with receiving the offering proceeds, the Company received net proceeds of $120,037. We used $6,050 of the offering proceeds to pay professional fees, and the remaining $113,987 had not been used as of August 21, 2026.

We expect to rely on offering proceeds and additional financing to meet our cash requirements during the next 12 months. Our ability to satisfy our longer-term cash requirements will depend upon our ability to generate revenue and obtain additional financing. We had no material commitments for capital expenditures as of June 30, 2026.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Principal Executive Officer and Principal Financial Officer, Chung Ming Bruce Hui, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2026.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and use of proceeds

During the three months ended June 30, 2026, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

The Company’s Registration Statement on Form S-1 (File No. 333-294818), relating to the offering of up to 20,000,000 shares of common stock at a fixed price of $0.01 per share, was declared effective by the Securities and Exchange Commission on July 14, 2026. The offering commenced on that date and is being conducted by the Company on a self-underwritten, best-efforts basis. No underwriter is involved in the offering, and no underwriting discounts, commissions or finder’s fees have been paid in connection with the offering.

Through August 21, 2026, the Company sold 12,010,000 shares of common stock pursuant to the offering for aggregate gross proceeds of $120,100. The Company incurred $63 in bank and wire fees in connection with receiving the offering proceeds and used $6,050 of the offering proceeds to pay professional fees, which were included within the general and administrative expense category described in the prospectus. The remaining $113,987 of offering proceeds had not been used as of August 21, 2026. There has been no material change in the Company’s planned use of proceeds from that described in the prospectus.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation. (1)
3.2	By-laws. (1)
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document). (2)
101.SCH	Inline XBRL Taxonomy Extension Schema Document. (2)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (2)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (2)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (2)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (2)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document). (2)

(1) Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1/A (File No. 333-294818), filed with the Securities and Exchange Commission on July 2, 2026.

(2) Filed herewith.

(3) Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIC Global, Inc.

Dated: September 3, 2026

By:	/s/ Chung Ming Bruce Hui
Chung Ming Bruce Hui, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer), Director